Form 10-K
period 2008-12-31
National City Mortgage Capital Trust 2008-1
filed 2009-03-20
CIK 1425796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                         to
Commission File Number of issuing entity: 333-147919-01
NATIONAL CITY MORTGAGE CAPITAL TRUST 2008-1
(Exact name of issuing entity as specified in its charter)
Commission File Number of depositor: 333-147919
NATIONAL CITY MORTGAGE CAPITAL LLC
(Exact name of depositor as specified in it charter)
NATIONAL CITY BANK (SUCCESSOR TO NATIONAL CITY MORTGAGE CO.)
(Exact name of sponsor as specified in it charter)
New York
(State or other jurisdiction of incorporation or organization of the issuing entity)
3232 Newmark Drive, Miamisburg, Ohio 45342
(Address of principal executive offices of issuing entity)
(937) 910-4372
(Telephone number, including area code)
54-2201321
(I.R.S. Employer Identification No.)
Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ [Item 405 of Regulation S-K is not applicable]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Not applicable.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 1B. Unresolved Staff Comments.
Item 1112(b) of Regulation AB: Significant Obligor Financial Information
Item 1114(b)(2) of Regulation AB: Significant Enhancement Provider Financial Information
Item 1115(b) of Regulation AB: Derivative Instrument Provider Financial Information
Item 1117 of Regulation AB: Legal Proceedings
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Date
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market
Item 8. Financial Statements and Supplementary
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9AT. Controls and Procedures
Item 9B. Other Information.
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB: Servicer Compliance Statement
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURE
Exhibit Index
EX-31
EX-33.1
EX-33.2
EX-33.3
EX-34.1
EX-34.2
EX-34.3
EX-35.1
EX-35.2

PART I
The following items are omitted in accordance with General Instruction J to Form 10-K:
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 1B. Unresolved Staff Comments.
     None.
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB: Significant Obligor Financial Information
     No single obligor represents 10% or more of the pool assets held by the issuing entity, National City Mortgage Capital Trust 2008-1.
Item 1114(b)(2) of Regulation AB: Significant Enhancement Provider Financial Information
     There is no entity or group of affiliated entities providing enhancement or other support that is liable or contingently liable to provide payments representing 10% or more of the cash flow supporting any offered class of asset-backed securities.
Item 1115(b) of Regulation AB: Derivative Instrument Provider Financial Information
     There is no entity or group of affiliated entities providing derivative instruments of an aggregate significant percentage of 10% of more.
Item 1117 of Regulation AB: Legal Proceedings
     There are no pending material legal or other proceedings involving National City Mortgage Capital Trust 2008-1, National City Mortgage Capital LLC, National City Bank (as successor to National City Mortgage Co.) or Wells Fargo Bank, National Association, or any other party described in Item 1117 of Regulation AB, or of which any property of the foregoing is the subject, that, individually or in the aggregate, would have a material adverse impact on investors in the securities to which this report on Form 10-K relates.

PART II
The following items are omitted in accordance with General Instruction J to Form 10-K:
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Date
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market
Item 8. Financial Statements and Supplementary
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9AT. Controls and Procedures
Item 9B. Other Information.
     None.
PART III
The following items are omitted in accordance with General Instruction J to Form 10-K:
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions
     Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria
     Effective October 1, 2008, National City Corporation accomplished the legal-entity reorganization of its mortgage selling and servicing operations. A substantial portion of the existing servicing portfolio of National City Mortgage Co. (“NCMC”), including the servicing rights and obligations with respect to the issuing entity, were contributed and assigned to a newly-formed wholly-owned subsidiary, National City Mortgage Services, Inc., a Delaware corporation (“NCMSI”), which is now the servicer with respect to the issuing entity. Also effective on October 1, 2008, NCMSI and National City Bank (“NCB”) entered into a Subservicing Agreement (the

“Subservicing Agreement”), whereby NCMSI has subcontracted all of its material servicing responsibilities (including the making of advances) to NCB. Simultaneously with the assignment of servicing rights and responsibilities to NCMSI, NCMC was merged into NCB, resulting in NCB becoming the sponsor and mortgage loan seller with respect to the issuing entity. NCB will now be directly responsible for NCMC’s contractual obligations as seller of the mortgage loans, including repurchase obligations for breach of loan-level representations and any indemnities relating to origination activities and securities laws, and the mortgage loans will be subserviced by NCB utilizing NCMC’s existing servicing platform.
     Each of National City Mortgage Services, Inc. and Wells Fargo Bank, N.A. (each, a “Servicing Participant”), has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by National City Mortgage Capital Trust 2008-1. Each of the Servicing Participants completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the 12-month period ending, December 31, 2008, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports identifies any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.
Item 1123 of Regulation AB: Servicer Compliance Statement
     National City Bank (as successor to National City Mortgage Co.) and National City Mortgage Services, Inc. have been identified by the registrant as the servicers with respect to the pool assets held by National City Mortgage Capital Trust 2008-1. National City Bank and National City Mortgage Services, Inc. provided a statement of compliance (a “Compliance Statement”) for the 12-month period ending December 31, 2008 which has been signed by an authorized officer of National City Bank and National City Mortgage Services, Inc. The Compliance Statement is attached as an exhibit to this Form 10-K.
     Wells Fargo Bank, National Association has also been identified by the registrant as the servicers with respect to the pool assets held by National City Mortgage Capital Trust 2008-1. Wells Fargo provided a Compliance Statement for the 12-month period ending December 31, 2008 which has been signed by an authorized officer of Wells Fargo. The Compliance Statement is attached as an exhibit to this Form 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Not applicable.
(a)(2) Not applicable.
(a)(3) Not applicable.
(b) The following exhibits are filed as part of this report:

Exhibit
Number	Description
4.1
Pooling and Servicing Agreement dated February 28, 2008 among National City Mortgage Capital LLC, National City Mortgage Co. and Wells Fargo Bank, N.A. (included in Exhibit 4.1 to National City Mortgage Capital Trust 2008-1 (the “Registrant”) Form 8-K filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference)

4.2	Subservicing Agreement dated as of October 1, 2008 between National City Mortgage

Exhibit
Number	Description

Services, Inc. and National City Bank (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2008, which is incorporated herein by reference)

31	Certification of National City Bank pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for National City Bank as of and for the 12-month period ending December 31, 2008.

33.2	Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A. as of and for the 12-month period ending December 31, 2008.

33.3	Report on Assessment of Compliance with Servicing Criteria (Custodial) for Wells Fargo Bank, N.A. as of and for the 12-month period ending December 31, 2008.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to National City Bank.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, N.A.

34.3	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria (Custodial) relating to Wells Fargo Bank, N.A.

35.1	Servicer Compliance Statement of National City Bank for the 12-month period ending December 31, 2008.

35.2	Servicer Compliance Statement of Wells Fargo Bank, N.A. for the 12-month period ending December 31, 2008.
(c) Not applicable.
SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National City Bank (as successor to National City Mortgage Co.), as servicer, and National City Mortgage Services, Inc., as servicer
Date: March 20, 2009	By:	/s/ Philip D. Cunningham III
		Name:	Philip D. Cunningham III
		Title:	Executive Vice President, National City Bank Executive Vice President, National City Mortgage Services, Inc.

Exhibit Index

Exhibit
Number	Description

4.1
Pooling and Servicing Agreement dated February 28, 2008 among National City Mortgage Capital LLC, National City Mortgage Co. and Wells Fargo Bank, N.A. (included in Exhibit 4.1 to National City Mortgage Capital Trust 2008-1 (the “Registrant”) Form 8-K filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference)

4.2
Subservicing Agreement dated as of October 1, 2008 between National City Mortgage Services, Inc. and National City Bank (included in Exhibit 4.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2008, which is incorporated herein by reference)

31	Certification of National City Bank pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for National City Bank as of and for the 12-month period ending December 31, 2008.

33.2	Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A. as of and for the 12-month period ending December 31, 2008.

33.3	Report on Assessment of Compliance with Servicing Criteria (Custodial) for Wells Fargo Bank, N.A. as of and for the 12-month period ending December 31, 2008.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to National City Bank.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, N.A.

34.3	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria (Custodial) relating to Wells Fargo Bank, N.A.

35.1	Servicer Compliance Statement of National City Bank for the 12-month period ending December 31, 2008.

35.2	Servicer Compliance Statement of Wells Fargo Bank, N.A. for the 12-month period ending December 31, 2008.